Form 10-Q
period 1999-06-30
FLYCAST COMMUNICATIONS CORP
filed 1999-08-13
CIK 1078292

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number  000-25467
                                               ---------

                      FLYCAST COMMUNICATIONS CORPORATION
                      ----------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                         77-0431028
             --------                                         ----------
   (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification Number)



                  181 Fremont Street, San Francisco, CA 94105
                  -------------------------------------------
          (Address of principal executive offices including zip code)


                                (415) 977-1000
                                --------------
              (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X    No ______
                                -----

   There were 14,523,197 shares of the Registrant's Common Stock outstanding as of July 31, 1999.

                      FLYCAST COMMUNICATIONS CORPORATION
                                   FORM 10-Q
                                     INDEX

                                   PART I.  FINANCIAL INFORMATION                                      Page
                                                                                                       ----
Item 1.    Financial Statements

           Balance Sheets as of December 31, 1998 and June 30, 1999.................................     3

           Statements of Operations for the three months and six months
             ended June 30, 1998 and 1999...........................................................     4

           Statements of Cash Flows for the six months ended June 30, 1998
             and 1999...............................................................................     5

           Notes to  Financial Statements...........................................................     6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations....     7

                                   PART II.  OTHER INFORMATION

Item 1:    Legal Proceedings........................................................................     19
Item 2:    Changes in Securities and Use of Proceeds................................................     19
Item 3:    Defaults Upon Senior Securities..........................................................     19
Item 4:    Submission of Matters to a Vote of Security Holders......................................     19
Item 5:    Other Information........................................................................     19
Item 6.    Exhibits and Reports on Form 8-K.........................................................     19

Signatures..........................................................................................     20

PART I.  FINANCIAL INFORMATION
Item I. Financial Statements

                      FLYCAST COMMUNICATIONS CORPORATION
                                BALANCE SHEETS
                     (in thousands, except share amounts)
                                  (unaudited)

                                                                              DECEMBER 31,      JUNE 30,
                           ASSETS                                                1998             1999
                                                                             ---------------   --------------
Current assets:
    Cash and cash equivalents                                                        $5,010        $49,797
    Short-term investments                                                              183         31,857
    Accounts receivable, net                                                          3,449          7,517
    Prepaid expenses and other assets                                                   256          2,017
                                                                             ---------------   --------------
        Total current assets                                                          8,898         91,188

Property and equipment, net                                                           1,785          6,549
Other assets                                                                            108            196
                                                                             ---------------   --------------
TOTAL ASSETS                                                                        $10,791        $97,933
                                                                             ===============   ==============
        LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                   AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                                 $2,521         $6,294
    Accrued liabilities                                                                 369          3,722
    Accrued compensation and benefits                                                   460          1,450
    Short-term capital lease obligations                                                477            711
    Short-term debt                                                                     983          1,725
                                                                             ---------------   --------------
        Total current liabilities                                                     4,810         13,902

Long-term capital lease obligations                                                   1,022          1,296
Long-term debt                                                                        3,682          2,819
                                                                             ---------------   --------------
        Total liabilities                                                             9,514         18,017
                                                                             ---------------   --------------
Mandatorily redeemable preferred stock, $0.0001
    par value, 9,904,000 shares authorized:
        Series A, 920,000 designated, 911,295 shares issued and
            outstanding at December 31, 1998; none at June 30, 1999                   1,027
        Series B, 5,500,000 designated, 5,324,532 shares issued and
            outstanding at December 31, 1998; none at June 30, 1999                   7,824
        Series C, 3,484,000 designated, 497,785 shares issued and
            outstanding at December 31, 1998; none at June 30, 1999                   5,004
                                                                             ---------------   --------------
        Total mandatorily redeemable preferred stock                                 13,855
                                                                             ---------------   --------------
Stockholders' equity (deficit):
    Common stock, $.001 par value: 20,000,000 shares
        authorized; issued 2,690,787 shares - December 31,
        1998; 14,508,656 shares - June 30, 1999                                         912        103,855
    Common stock options                                                              2,837          3,741
    Deferred stock compensation                                                      (1,690)        (1,808)
    Notes receivable from stockholders                                                 (606)          (404)
    Accumulated deficit                                                             (14,031)       (25,468)
                                                                             ---------------   --------------
        Total stockholders' equity (deficit)                                        (12,578)        79,916
                                                                             ---------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                $10,791        $97,933
                                                                             ===============   ==============

see notes to financial statements

L



                      FLYCAST COMMUNICATIONS CORPORATION
                           STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                               THREE MONTHS                   SIX MONTHS
                                                               ENDED JUNE 30,               ENDED JUNE 30,
                                                         -----------------------      -------------------------
                                                            1998        1999             1998          1999
                                                         ----------- -----------      -----------   -----------
Revenue                                                      $1,172      $6,440            $1,775       $11,097
Cost of revenue                                                 879       4,837             1,362         8,216
                                                         ----------- -----------       -----------   -----------
     Gross profit                                               293       1,603               413         2,881

Operating expenses:
     Sales and marketing                                        805       4,595             1,502         7,744
     Research and development                                   505       1,737               914         3,048
     General and administrative                                 484       1,410               899         2,440
     Stock-based compensation                                   248         467               329           788
                                                         ----------- -----------      -----------   ------------
         Total operating expenses                             2,042       8,209             3,644        14,020

Operating loss                                               (1,749)     (6,606)           (3,231)      (11,139)
Interest income (expense), net                                  (26)        432                (6)          368
                                                         ----------- -----------      ------------  ------------
Net loss                                                    ($1,775)    ($6,174)          ($3,237)     ($10,771)
                                                         ----------- -----------      ------------  ------------

Accretion of mandatorily redeemable preferred stock            (164)       (202)             (325)         (667)
                                                         ----------- -----------      ------------  ------------

Loss attributable to common stockholders                    ($1,939)    ($6,376)          ($3,562)     ($11,438)
                                                         =========== ===========      ============  ============

Basic and diluted loss per common share                      ($2.37)     ($0.54)           ($5.41)       ($1.76)
                                                         =========== ===========      ============  ============

Shares used in computing basic and
     diluted loss per common share                              819      11,763               659         6,500
                                                         =========== ===========      ============  ============

Proforma basic and diluted loss per common share             ($0.27)     ($0.54)           ($0.52)       ($1.08)
                                                         =========== ===========      ============  ============

Shares used in computing proforma basic and
     diluted loss per common share                            7,055      11,763             6,895        10,633
                                                         =========== ===========      ============  ============

See notes to financial statements

                      FLYCAST COMMUNICATIONS CORPORATION
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                       SIX MONTHS
                                                                                      ENDED JUNE 30,
                                                                               ----------------------------
                                                                                 1998               1999
                                                                               --------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $ (3,237)          $ (10,771)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
           Depreciation and amortization                                            194                 797
           Provision for doubtful accounts                                           43                 385
           Loss on sale of property and equipment                                     5
           Stock and warrants issued for services                                    47                 139
           Non-cash interest expense                                                 27
           Stock-based compensation expense                                         329                 788
           Changes in operating assets and liabilities:
                Accounts receivable                                                (792)             (4,453)
                Prepaids and other assets                                          (157)             (1,849)
                Accounts payable                                                    571               3,773
                Accrued liabilities                                                  68               4,343
                                                                               --------           ---------
                   Net cash used in operating activities                         (2,939)             (6,848)
                                                                               --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                              (8)             (4,507)
     Proceeds from sales of property and equipment                                    4
     Purchase of short term investments, net                                       (168)            (31,687)
                                                                               --------           ---------
                   Net cash used in financing activities                           (172)            (36,194)
                                                                               --------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                 1,100
     Payments on long-term debt                                                     (76)               (347)
     Payments on capital leases                                                     (65)               (307)
     Proceeds from payment of notes receivable from stockholders                                         58
     Proceeds from issuance of common stock                                          24              73,889
     Proceeds from issuance of preferred stock                                        -              14,536
                                                                               --------           ---------
                   Net cash provided by investing activities                        983              87,829
                                                                               --------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (2,128)             44,787

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   3,560               5,010
                                                                               --------           ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $  1,469           $  49,797
                                                                               ========           =========
Supplemental Disclosures of Cash Flow Information:
     Cash paid for interest                                                    $     34           $     383
                                                                               ========           =========
     Non-cash financing and investing activities:
           Purchase of equipment through capital leases and debt               $    936           $   1,041
                                                                               ========           =========
           Issuance of common stock for notes receivable                       $      -           $      32
                                                                               ========           =========
           Repurchase of common stock for extinguishment of debt               $     35           $     175
                                                                               ========           =========
           Conversion of preferred stock to common stock                                           $ 28,856
                                                                                                  =========

See notes to financial statements.

                      FLYCAST COMMUNICATIONS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)


1.   BASIS OF PRESENTATION

The interim condensed financial statements are unaudited and have been prepared on the same basis as the annual financial statements. In the opinion of management, such unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of June 30, 1999 and the results of operations for the three and six months ended June 30,1998 and 1999 and cash flows for the six months ended June 30, 1998 and 1999.

The unaudited financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 5, 1999 as amended, and its periodic filings with the Securities and Exchange Commission thereafter. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 1999.

2.   INITIAL PUBLIC OFFERING

On May 7, 1999, the Company closed its initial public offering of 3,000,000 shares of the Company's common stock. In addition, on June 4, 1999, the Company sold an additional 200,000 shares under the underwriters' overallotment option. Total net proceeds were $74.4 million. Upon the closing of the initial public offering, the Company's convertible preferred stock converted into 6.9 million shares of common stock.

3.   BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is computed by dividing the loss attributable to common shareholders by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods, as their effect would be antidilutive.

The following is a reconciliation of the denominators used in calculating basic and diluted net loss per share (in thousands):

                                                      THREE MONTHS              SIX MONTHS
                                                     ENDED JUNE 30,           ENDED JUNE 30,
Shares (denominator)                                1998       1999          1998        1999
                                                  --------   --------      --------    --------
Weighted average common shares
  outstanding                                        2,194     13,225         2,296       7,957
Weighted average common shares
  outstanding subject to repurchase                 (1,375)    (1,462)       (1,637)     (1,457)
                                                  --------   --------      --------    --------
Shares used in computation, basic and diluted          819     11,763           659       6,500
                                                  ========   ========      ========    ========

4.   PROFORMA LOSS PER COMMON SHARE

Proforma basic and diluted loss per common share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase) and the weighted average number of common shares resulting from the assumed conversion of outstanding mandatorily redeemable preferred stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. Such statements involve risks and uncertainties. The Company's actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth under "Risk Factors that May Affect Future Results" included in the Company's Registration Statement on Form S-1 as amended, and elsewhere in this report.

OVERVIEW

Flycast delivers Web-based advertising solutions designed to maximize the return on investment for response-oriented advertisers, direct marketers and electronic commerce companies. By combining unsold advertising space from over 1,000 Web sites, the Flycast Network offers advertisers a large audience of Web users and high-quality advertising space at favorable prices. Additionally, by selling advertising space on an unnamed basis, Flycast creates a supplemental revenue opportunity for Web sites that does not conflict with their other sales efforts.

The Company closed its initial public offering of 3,200,000 shares of Common Stock, which includes 200,000 shares from the exercise of the underwriters' over-allotment option, at a price of $25.00 per share on May 7, 1999. The net proceeds of approximately $74.4 million from the initial public offering were added to the working capital of the Company. Pending use of the net proceeds, the Company has invested such funds in short-term, interest bearing investment grade obligations.

We commenced operations in April 1996 as a California corporation. From April 1996 through May 1997, our operating activities related primarily to developing our AdEx technology and the Flycast Network, identifying markets and recruiting personnel.

Revenue from advertisements delivered on the Flycast Network began in the second quarter of 1997. We generate revenue by delivering advertisements to Web sites in the Flycast Network. Pricing of advertising is based on cost per advertising impression and varies depending on whether the advertising is run across the network, across specific categories or on individual Web sites. We sell our services through our sales and marketing staff located in San Francisco, Atlanta, Boston, Boulder, Chicago, Dallas, Los Angeles, New York, Philadelphia, Sarasota, Seattle and Virginia. The advertisements we deliver are typically sold under short-term agreements that are subject to cancellation. Advertising revenue is recognized in the period that advertisements are delivered. We pay each Web site in the Flycast Network an agreed upon percentage of the revenue generated by advertisements run on its site. That amount is included in cost of revenues. Generally, we bill and collect for advertisements delivered on the Flycast Network and assume the risk of non-payment from advertisers.

We expect to generate most of our revenue for the foreseeable future from advertisements delivered to Web sites on the Flycast Network. Our ten largest customers accounted for 40% of our revenue for the year ended December 31, 1998 and 35% of our revenue for the quarter ended June 30, 1999. No single customer accounted for more than 10% of our revenue for the year ended December 31, 1998 or the quarter ended June 30, 1999. No Web site contributed more than 5% of our advertising views served, as measured based on the fees we paid to Web sites, during the quarter ended June 30, 1999.

We have entered into value added reseller relationships with BellSouth, SBC Communications and U S WEST. Under these agreements, we will deliver local Web advertising inventory to BellSouth's, SBC's and U S WEST's sales forces that they, in turn, will offer to local advertisers. To date, these agreements have not accounted for a material percentage of revenue. However, we anticipate that revenue from these agreements will account for an increasing percentage of our revenue in the future.

We have incurred significant losses since inception and, as of June 30, 1999, had an accumulated deficit of $25.5 million. In addition, we have recorded stock-based compensation, which represents the difference between the exercise price and the fair market value of our common stock issuable upon the exercise of stock options granted to employees. Stock-based compensation of $1.1 million was amortized during the year ended December 31, 1998 and

$467,000 was amortized during the quarter ended June 30, 1999. Stock-based compensation of $1.8 million will be amortized over the remaining vesting periods of the related options, including $643,000 in the remainder of the year ending December 31, 1999.

In light of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. We currently expect to increase significantly our operating expenses in order to expand our sales and marketing operations, including our reseller network, to enhance our AdEx technology platform and to expand internationally. As a result of these factors, we expect to incur significant losses on a quarterly and annual basis for the foreseeable future.

RESULTS OF OPERATIONS

REVENUE

Our revenue is derived primarily from the delivery of advertisements on Web sites in the Flycast Network. Our revenue increased from $1.2 million for the quarter ended June 30, 1998 to $6.4 million for the quarter ended June 30, 1999 and from $1.8 million for the six months ended June 30, 1998 to $11.1 million for the six months ended June 30, 1999. This increase was primarily due to an increase in the number of advertisers purchasing advertisements on the Flycast Network and an increase in purchases made by existing advertisers.

COST OF REVENUE

Cost of revenue consists primarily of amounts we pay to Web Sites on the Flycast Network, which represent a percentage of the revenue generated by delivering advertisements. Cost of revenue also includes costs of the advertising delivery system and Internet access costs. Cost of revenue increased from $879,000 for the quarter ended June 30, 1998 to $4.8 million for the quarter ended June 30, 1999 and from $1.4 million for the six months ended June 30, 1998 to $8.2 million for the six months ended June 30, 1999. The increase in cost of revenue was due to the related growth in advertising revenue and associated amounts paid to Web sites, increased expenses from third-party Internet service providers and increased depreciation related to capital investments in infrastructure to increase our network serving capacity. These expenses increased in absolute dollars and increased as a percentage due to investments in upgrading the advertising delivery system.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of compensation (including commissions), travel, advertising, trade show costs and marketing materials expenses. Sales and marketing expenses were $805,000 or 69% of revenue for the quarter ended June 30, 1998 and $4.6 million, or 71% of revenue, for the quarter ended June 30, 1999 and increased from $1.5 million or 85% of revenue for the six months ended June 30, 1998 to $7.7 million or 70% of revenue for the six months ended June 30, 1999. The increase in absolute dollars was due primarily to the increase in sales personnel and costs related to the continued development and implementation of our marketing campaigns. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods as we hire additional personnel in sales and marketing, expand into new markets and continue to promote our advertising solutions.

Research and Development. Research and development expenses were $505,000, or 43% of revenue, for the quarter ended June 30, 1998 and $1.7 million, or 27% of revenue, for the quarter ended June 30, 1999 and increased from $914,000 or 52% of revenue for the six months ended June 30, 1998 to $3.0 million or 28% of revenue for the six months ended June 30, 1999. The increase in absolute dollars was due primarily to increased personnel expenses. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect research and development expenses to increase significantly on an absolute dollar basis in the future periods. Research and development expenses may fluctuate as a percentage of revenue over time depending on the projects we undertake from time to time.

General and Administrative. General and administrative expenses were $484,000, or 41% of revenue, for the quarter ended June 30, 1998, and $1.4 million, or 22% of revenue, for the quarter ended June 30, 1999 and increased from $900,000 or 51% of revenue for the six months ended June 30, 1998 to $2.4 million or 22% of revenue for the six months ended June 30, 1999. The increase in absolute dollars was due to the growth in staffing and related expenses subsequent to our public offering. We expect general and administrative expenses to increase on an absolute dollar basis in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company, but to decrease as a percentage of revenue.

Stock-Based Compensation. Stock-based compensation of $248,000 and $467,000 was amortized during the quarters ended June 30, 1998 and 1999. Stock-based compensation of $329,000 and $788,000 was amortized during the six months ended June 30, 1998 and 1999. Stock-based compensation of $1.8 million will be amortized over the remaining vesting periods of the related options, including $643,000 in the remainder of the year ending December 31, 1999.

Interest Income (Expense), Net. Interest income (expense), net consists of interest paid on capital lease and debt obligations, offset by interest earnings on our cash, cash equivalents and investments. Interest expense was $46,000 in the quarter ended June 30, 1998 and $169,000 in the quarter ended June 30, 1999 and increased from $69,000 for the six months ended June 30, 1998 to $384,000 for the six months ended June 30, 1999. Interest income was $20,000 in the quarter ended June 30, 1998 and $601,000 in the quarter ended June 30, 1999 and increased from $63,000 for the six months ended June 30, 1998 to $752,000 for the six months ended June 30, 1999. The increased interest income was due to interest earned on the proceeds from our initial public offering in May 1999.

Income Taxes. No income tax benefits have been recorded for any of the periods presented due to the company's current loss position.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999 we had $49.8 million of cash and cash equivalents and $31.9 in short-term investments and had borrowings of $7.6 million under credit and capital lease facilities.

Net cash used in operating activities was $2.9 million and $6.8 million for the six months ended June 30, 1998 and 1999. Cash used in operating activities for both periods resulted from net losses and increases in accounts receivable, which were offset by increases in accounts payable and accrued liabilities.

Net cash used in investing activities was $172,000 and $36.2 million for the six months ended June 30, 1998 and 1999. Cash used in investing activities was primarily related to the investment of IPO proceeds for the six months ended June 30, 1999.

Net cash provided by financing activities was $1.0 million and $87.8 million for the six months ended June 30, 1998 and 1999. Cash provided by financing activities resulted from debt proceeds in 1998 and from the sale of common stock in our public offering in 1999.

While we do not have any material commitments for capital expenditures, we anticipate that we will experience a substantial increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We plan to incur approximately $3.0 million to $4.0 million in capital expenditures during the remaining two quarters of 1999. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. We believe that our existing cash, cash equivalents and short-term investments and available credit facilities, will be sufficient to meet our anticipated cash needs for working capital, repayment of debt and capital expenditures for at least the next twelve months.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies and governmental agencies may need to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

State of Readiness. We are assessing the Year 2000 readiness of our information technology ("IT") systems, including the hardware and software that enable us to provide and deliver our solutions, and our non-IT systems. Our assessment plan consists of quality assurance testing of our internally developed proprietary software incorporated in our solutions ("AdEx Technology"); contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of our solutions to advertisers and the Web sites on the Flycast Network; contacting third-party vendors who provide important business services (non-IT systems); assessment of repair or replacement requirements; repair or replacement; implementation; and creation of contingency plans in the event of Year 2000 failures.

We performed a Year 2000 simulation on our AdEx Technology during the second quarter of 1999 to test system readiness. Based on the results of our Year 2000 simulation test, we are revising the code of our AdEx Technology as necessary to improve the Year 2000 compliance of our AdEx Technology. We have not yet begun to contact our hardware and software component vendors. However, we have been informed by many of our hardware and software component vendors that the products we use are currently Year 2000 compliant. We have not yet assessed the information provided to us, to date, to determine what proportion of our hardware and software component vendors are Year 2000 compliant. We will require our material hardware and software component vendors to provide assurance of their Year 2000 compliance. We will complete this process during 1999.

We are currently assessing third party vendors that provide important business services (non-IT systems) and will seek assurance of Year 2000 compliance from these providers. We have not yet begun to contact these third-party vendors. Until this testing is complete and these vendors and providers are contacted, we will not be able to completely evaluate whether our IT systems or non-IT systems will need to be revised or replaced. This process will also be completed during 1999.

Costs. To date, we have not incurred material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees and consultants in the evaluation and conversion process and Year 2000 compliance matters generally. At this time, we estimate the potential costs of revisions to our AdEx Technology and the replacement of some third-party software and hardware will not be material. Although we do not anticipate that these expenses will be material, these expenses, if higher than anticipated, could have a material adverse effect on our business, results of operations and financial condition.

Risks. We are not currently aware of any major Year 2000 compliance problems relating to AdEx Technology or our IT or non-IT systems that would have a material adverse effect on our business, results of operations or financial condition, without taking into account our efforts to avoid or fix these problems. We may discover additional Year 2000 compliance problems in our AdEx Technology that will require substantial revisions. In addition, third-party software, hardware or services incorporated into our material IT and non-IT systems may need to be revised or replaced, all of which could be time consuming and expensive. If we fail to fix our AdEx Technology or to fix or replace third-party software, hardware or services on a timely basis, the result could be lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in our AdEx Technology, and our IT and non-IT systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

In addition, there can no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and non-IT systems providers outside Flycast's control will be Year 2000 compliant. The failure by these entities to be Year 2000 compliant could result in a systemic failure beyond the control of Flycast, including a prolonged Internet, telecommunications or electrical failure, which could also prevent Flycast from delivering its services to its customers, decrease the use of the Internet or prevent users from accessing the Web sites in the Flycast Network, which could have a material adverse effect on Flycast's business, results of operations and financial condition.

Contingency Plan. As discussed above, Flycast is engaged in an ongoing Year 2000 assessment and has not yet developed any contingency plans. The results of Flycast's Year 2000 simulation testing and the responses received from third-party vendors and service providers are being taken into account in determining the nature and extent of any contingency plans.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

We have only a three-year operating history, making it difficult for you to evaluate our business and your investment

We commenced operations in April 1996 and did not begin to generate revenue until the second quarter of 1997. Thus, we have only a limited operating history upon which you can evaluate our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by early-stage companies in the Web advertising market, which is new and rapidly evolving. We may not be successful in addressing these risks and our business strategy may not be successful. These risks include our ability to:

 . maintain and increase our inventory of advertising space on Web sites; . maintain and increase the number of advertisers that use our products . and services; and
 .  continue to expand the number of products and services we offer.

We have a history of losses and anticipate continued losses

Our accumulated deficit as of June 30, 1999 was $25.5 million. Although we have experienced revenue growth in recent periods, this growth may not be sustained and is not necessarily indicative of our future revenue. We have not achieved profitability and, given the level of planned operating and capital expenditures, we expect to continue to incur losses for the foreseeable future.

We plan to increase our operating expenses to expand our infrastructure to support our current business and new lines of businesses, including our reseller network. The timing of this expansion and the rate at which our reseller network generates revenue could cause material fluctuations in our results of operations. We also plan to purchase additional capital equipment. Our losses may increase in the future and we may not be able to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected.

Our quarterly operating results are subject to fluctuations and seasonality that make it difficult to predict our financial performance

Our revenue and operating results may vary significantly from quarter to quarter due to a number of factors, some of which are outside of our control. Therefore, you should not rely on period-to-period comparisons of results of operations as an indication of our future performance. It is possible that in some future periods our operating results may fall below the expectations of market analysts and investors. In this event, the market price of our common stock would likely fall.

The factors that affect our quarterly operating results include:

 .  demand for our advertising solutions;
 .  the number of available advertising views on Web sites in the Flycast
   Network;
 .  the mix of types of advertising we sell, including the amount of advertising sold at higher rates;
 .  changes in our pricing policies, the pricing policies of our competitors or the pricing policies for advertising on the Web generally; and . costs related to acquisitions of technology or businesses.

We believe that our revenue will be subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy generally, which could alter current or prospective advertisers' spending priorities or the time periods in which they determine their budgets, or increase the time it takes to close a sale with our advertisers, could cause our business to be materially and adversely affected.

Revenue and operating results for the foreseeable future are difficult to forecast. Our current and future expense estimates are based, in large part, on our estimates of future revenue and on our investment plans. In particular, we plan to increase our operating expenses significantly in order to expand our sales and marketing operations, including our reseller network, to enhance AdEx, our advertising management platform, and to expand internationally. To the extent that these expenses precede increased revenue, our business, results of operations and financial condition would be materially and adversely affected. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. Therefore, any significant shortfall in revenue in relation to our expectations would also have a material adverse effect on our business, results of operations and financial condition.

We may experience capacity constraints that could affect our advertising revenue

Our future success depends in part on the efficient performance of AdEx, as well as the efficient performance of the systems of third parties such as our Internet service providers. An increase in the volume of advertising delivered through our servers could strain the capacity of the software or hardware that we have deployed, which could lead to slower response times or system failures and adversely affect the availability of advertisements, the number of advertising views received by advertisers and our advertising revenues. Due to unexpected growth in the number of advertising views that we served in 1998, we experienced a slowdown, and in some cases an interruption, in delivering advertisements to viewers over a three-week period that limited the number of advertising views we were able to serve. As the numbers of Web pages and users increase, our products, services and infrastructure may not be able to grow to meet the demand. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition would be materially and adversely affected.

We run the risk of system failure that could adversely affect our business

The continuing and uninterrupted performance of our system is critical to our success. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting the ability to deliver advertisements quickly and accurately to the targeted audience. Sustained or repeated system failures would reduce significantly the attractiveness of our solutions to advertisers and Web sites. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations.

Our operations depend on our ability to protect our computer systems against damage from a variety of sources, including telecommunications failures, malicious human acts and natural disasters. In this regard, we lease server space in the San Francisco Bay Area. Therefore, any of the above factors affecting the San Francisco Bay Area would have a material adverse effect on Flycast's business. Further, despite network security measures, our servers are vulnerable to computer viruses and disruptions from unauthorized tampering with our computer systems. We carry business interruption insurance, but it may not be enough to compensate for losses that may occur as a result of any of these events. Despite precautions, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future. Our data storage centers incorporate redundant systems, consisting of additional servers, but the primary system does not switch over to the backup system automatically.

We also depend upon Internet service providers that provide consumers with access to our products and services. In the past, users have occasionally experienced difficulties due to system failures unrelated to our systems. Any disruption in the Internet access provided by third-party providers or any failure of third-party providers to handle higher volumes of user traffic could have a material adverse effect on our business, results of operations and financial condition.

We have a limited number of customers upon whom we rely, and the loss of a major customer could adversely affect our revenue

We expect that a limited number of customers will account for a significant portion of our revenue for the foreseeable future. As a result, if we lose a major customer, our revenue could be adversely affected. In addition, we cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate revenue in any future period. In particular, advertisers may not achieve desired results from the use of our products and may therefore choose not to continue to use our products. We also target small advertisers that have limited advertising budgets and/or are interested in reaching small and limited target audiences. We may not be able to generate sufficient revenue from these advertisers to lessen our dependence on our largest customers. We typically enter into short-term contracts with Web sites for their supply of advertising views. The loss of a significant number of these advertising views might result in the loss of customers, which could have a material adverse effect on our business, results of operations and financial condition.

We depend on the evolution of Web advertising for our future success

We expect to derive substantially all of our revenue in the foreseeable future from Web advertising. Therefore, our future success depends on increased use of the Web as an advertising medium. If the market for Web advertising fails to develop or develops more slowly than we expect, then our business, results of operations and financial condition would be materially and adversely affected. The Web has not existed long enough as an advertising medium to demonstrate its effectiveness relative to traditional advertising media. Customers that have relied on traditional media for advertising may be reluctant to use Web advertising. Many customers have limited or no experience using the Web as an advertising medium, have allocated only a limited portion of their advertising budgets to Web advertising or may find Web advertising to be less effective for promoting their products and services than advertising using traditional media. In addition, advertisers and advertising agencies that have invested substantial resources in traditional methods of advertising may be reluctant to reallocate their media buying resources to Web advertising. We cannot assure you that the market for Web advertising will continue to develop or be sustainable.

Substantially all of our revenue is derived from the delivery of banner advertisements. If advertisers determine that banner advertising is not effective or attractive as an advertising medium, we may not be able to shift to any other form of Web advertising. Also, users can install "filter" software programs that limit or prevent advertising from being delivered to a Web site. The widespread adoption of filter software by Web users or the failure to develop successful alternative forms of Web advertising could have a material and adverse effect on the Web advertising market and our business, results of operations and financial condition.

Our business model has a limited history, is different from other Web advertising networks and may not succeed

Our business model is to generate revenue primarily by providing Web advertising solutions to response-oriented advertisers. We cannot assure you that Web advertising, response-oriented marketing or our model for providing solutions based upon providing an improved return on investment for advertisers will achieve broad market acceptance or generate significant revenue. Other Web advertising companies' business models focus on selling advertising space on premium Web sites. Many of these other Web advertising companies have a longer history than we do. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to:

 .  demonstrate to advertisers the effectiveness of direct response advertising on the Web;
 . demonstrate to advertisers that they do not need to pay higher rates for advertisements on premium Web sites in order to conduct an effective advertising campaign on the Web;
 .  attract advertisers and Web sites to the Flycast Network;
 .  retain advertisers by differentiating the technology and services we provide to them;
 .  obtain adequate available advertising space from a large base of Web sites, whether they are small Web sites or large, premium Web sites; and . obtain adequate advertising space from large, premium Web sites that either have direct sales forces or are represented by Web advertising companies that focus on selling advertising space on premium Web sites.

Further, the Web sites in the Flycast Network must continue to generate sufficient user traffic characteristics attractive to advertisers. The intense competition among Web sites has led to the creation of a number of pricing alternatives for Web advertising. These alternatives make it difficult for us to project future levels of advertising revenue and applicable gross margins that can be sustained either by the Web advertising industry or us in general. A key component of our strategy is to enhance return on investment and other performance measurements for the advertisers using the Flycast Network. We have limited experience in implementing and following this strategy and we cannot assure you that this strategy will succeed or that we will be able to achieve or maintain adequate gross margins.

We face intense competition from more established Web advertising companies that could adversely affect our business

We face intense competition from Web advertising networks and providers of advertising inventory management products and services. We expect this competition to continue to increase because there are no substantial barriers to entry. Increased competition is likely to result in price reductions for advertising space, reduced gross margins and loss of our market share. We may not be able to compete successfully, and competitive pressures may materially and adversely affect our business, results of operations and financial condition. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do.

We will depend on distribution relationships to increase our revenue

We believe that our future success will depend in part on our relationships with companies that distribute or resell our Web advertising solutions. These relationships have not generated significant revenue to date, and, in order for us to be successful, revenue generated by our resellers must increase. Our inability to enter into future distribution relationships might limit the number and size of the markets that we serve. This could limit our revenue growth and have a material adverse effect on our business, results of operations and financial condition. We have recently initiated reseller relationships with BellSouth, SBC Communications and U S WEST. Our agreements with them provide that Flycast will deliver a wholesale supply of local Web advertising that their Yellow Pages sales forces will resell to local advertisers. These resellers have no obligation to resell our inventory of advertising space on Web sites and can terminate their relationships with us with limited or no penalty with as little as 120 days' notice. The loss of any reseller, the failure of any reseller to perform under its agreement with us or our inability to attract and retain new resellers could have a material adverse effect on our business, results of operations and financial condition.

Intensive marketing and sales efforts may be necessary to educate prospective local advertisers about the uses and benefits of our products and services in order to generate demand for our services in the local advertiser market segment. These companies may not have adequate resources available to advertise their products and services and may not be willing to devote the staff necessary to educate themselves on the uses and benefits of our advertising solutions for localized or otherwise limited target customers. We will depend on our distributors to sell our Web advertising solutions. If these distributors do not sell our solutions in an effective manner, our business, results of operations and financial condition may be materially adversely affected.

We need to manage our available advertising space and to establish relationships with diverse Web sites to attract customers

We need to make available a consistent supply of attractive advertising space to attract customers. Our failure to do so could have a material and adverse effect on our business, results of operations and financial condition. The Web sites that list their unsold advertising space with us are not bound by contracts that ensure us a consistent supply of inventory. In addition, Web sites can change the number of advertising views they make available to us at any time, subject to monthly minimums. If a Web site publisher decides not to make advertising space from its Web sites available to the Flycast Network, we may not be able to replace this advertising space with advertising space from other Web sites that have comparable traffic patterns and user demographics in time to fulfill a buyer's request. We expect our customers' requirements to become more sophisticated as the Web matures as an advertising medium. For example, we expect our customers to become more precise in their requirements for geographically-targeted advertising that we sell through our reseller network. We cannot assure you that the amount or type of advertising space listed or the number of Web sites listing their advertising space on the Flycast Network will increase or even remain constant in the future.

We need to manage our growth effectively in a rapidly growing Web advertising market where the requirements for success change frequently

As we continue to increase the scope of our operations, we will need an effective planning and management process to implement our business plan successfully in the rapidly evolving market for Web advertising. Our business, results of operations and financial condition will be materially and adversely affected if we are unable to manage our expanding operations effectively. We anticipate that we will commence international operations starting in the third quarter of 1999. We have grown from 86 employees on March 31, 1999 to 119 employees on June 30, 1999. We plan to continue to expand our sales and marketing, customer support and research and development organizations. Past growth has placed, and any future growth will continue to place, a significant strain on our management systems and resources. We have recently implemented a new financial reporting system and expect that we will need to continue to improve our financial and managerial controls and our reporting systems and procedures. In addition, we will need to expand, train and manage our work force.

We depend on key personnel for our future success

Our future success depends to a significant extent on the continued service of our key senior management, technical and sales personnel. We do not have long-term employment agreements with any of our key personnel nor do we have key-person insurance on any of our employees. The loss of the services of any member of our management team, or of any other key employees, would have a material adverse effect on our business, results of operations and financial condition. Recently, we have experienced significant changes to our executive management team. For example, our Chief Financial Officer, Vice President, Engineering and Vice President, Media Sales joined Flycast in January 1999, our Executive Vice President Finance, Administration and Corporate Development, Vice President, Direct Marketing, Vice President, Business Development and Vice President, Network Operations joined Flycast in March 1999. We cannot assure you that the new members of our management team will work effectively together or with the rest of our management. Our future success also depends on our continuing ability to attract, retain and motivate highly skilled employees. Competition for employees in the industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have experienced difficulty from time to time in attracting the personnel necessary to support the growth of our business, and we may experience similar difficulty in the future.

We depend on the continued growth of Internet usage and infrastructure for our business

Our market is new and rapidly evolving. Our business would be adversely affected if Web usage does not continue to grow. Web usage may be inhibited for a number of reasons, such as:

 .  inadequate network infrastructure;
 .  security concerns;
 .  inconsistent quality of service; and
 .  unavailability of cost-effective, high-speed service.

If Web usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance and reliability may decline. In addition, Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support growth that may occur, our business, results of operations and financial condition would be materially and adversely affected.

We must keep pace with rapidly changing technologies to be successful

The Web and Web advertising markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete and unmarketable or require unanticipated investments in research and development.

Our future success will depend on our ability to adapt to rapidly changing technologies, to enhance existing solutions and to develop and introduce a variety of new solutions to address our customers' changing demands. For example, advertisers may require the ability to deliver advertisements utilizing new formats that go beyond stationary images and incorporate video, audio and interactivity, and more precise consumer targeting techniques. In addition, increased availability of Internet access that delivers greater amounts of data faster is expected to enable the development of new products and services that take advantage of this expansion in delivery capability. Our failure to adapt successfully to these changes could adversely affect our business, results of operations and financial condition. We may also experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our solutions. In addition, any new solutions or enhancements that we develop must meet the requirements of our current and prospective customers and must achieve significant market acceptance. Material delays in introducing new solutions and enhancements may cause customers to forego purchases of our solutions and purchase those of our competitors.

Our planned international expansion may be affected by factors beyond our control

We expect to initiate operations in selected international markets in the third quarter of 1999. To date, we have not developed international versions of our solutions. Expansion into international markets will require management attention and resources. This initiation of operations in selected international markets could result in significant expenditures in the second half of 1999. We do not anticipate that revenues from international operations will be material in the second half of 1999. We also may enter into a number of international alliances as part of our international strategy and rely extensively on these business partners to conduct operations, establish local networks, register Web sites as affiliates and coordinate sales and marketing efforts. Our success in these markets will depend on the success of our business partners and their willingness to dedicate sufficient resources to our relationships. We cannot assure you that we will be successful in expanding internationally.

Our patent status is uncertain

We have filed two regular patent applications and one provisional patent application in the United States, but we do not have any issued patents. A provisional patent application is a type of patent application under which a patent will not issue. A provisional patent application only provides a priority date for a regular patent application that is filed within a one-year period following the filing of the provisional patent application. In September 1998, we mistakenly announced that we had been issued one United States patent. At the time of our announcement, that patent had been allowed by the United States Patent and Trademark Office. Subsequently, the United States Patent and Trademark Office informed us that the patent application had been withdrawn from issue. A Patent Cooperation Treaty application covering this invention has been filed and an application has also been filed in the European Patent Office. The application relates to our AdEx technology, specifically the ability to serve Web advertisements targeted to yield a viewer response. In January 1999, the United States Patent and Trademark Office suggested a claim for interference purposes with respect to this application. In March 1999, the United States Patent and Trademark Office informed Flycast that all claims were allowable but that ex parte prosecution was suspended for a period of six months due to a potential interference. Therefore, we cannot take any action relative to this application during the six-month period. The purpose of an interference proceeding is to determine the relative priority between two or more applicants, and which of the applicants, if any, will ultimately be issued the patent. The United States Patent and Trademark Office has not informed us of the identity of the other patent applicant(s) involved. If an interference is declared, we may not obtain a patent with respect to the application that is the subject of the interference or may obtain a patent only for some subset of our original claims. Regardless of the outcome of any interference, it may take years to resolve and it might result in substantial expense to Flycast. Patents may not be issued with respect to our pending or future patent applications. Even if patents are issued, the patents may not be upheld as valid or prevent the development of competitive solutions. Third parties may have or may in the future be granted patents that cover our technology. We may be limited in our ability to use our technology, whether or not patented, without licenses, which may not be available on commercially reasonable terms.

We depend on our intellectual property rights and are subject to the risk of infringement

Our success and ability to compete are substantially dependent on our internally-developed technologies and trademarks, including AdEx, our advertising management platform, and applications that use the AdEx platform, which we protect through a combination of patent, copyright, trade secret and trademark law. We cannot guarantee that any of our patent applications or trademark registrations will be approved. Even if they are approved, these patents or trademarks may be successfully challenged by others or invalidated.

We cannot guarantee that any of our intellectual property rights will be viable or valuable in the future since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving. Any claims could subject us to significant liability for damages and could result in the invalidation of our intellectual property rights. Any claims or litigation from third parties may also result in limitations on our ability to use the intellectual property subject to any claims or litigation unless we enter into arrangements with the third parties responsible for those claims or litigation, which may be unavailable on commercially reasonable terms.

We are subject to privacy concerns that may limit our success

Our technology collects and utilizes data derived from user activity on the Web sites in the Flycast Network. AdEx enables the use of personal profiles, in addition to other mechanisms, to deliver targeted advertising, to help compile demographic information and to limit the frequency with which an advertisement is shown to the user. The effectiveness of our technology and the success of our business could be limited by any reduction or limitation in the use of personal profiles. These personal profiles contain bits of information keyed to a specific server, file pathway or directory location that are stored in the Internet user's hard drive and passed to a Web site's server through the user's browser software. Personal profiles are placed on the user's hard drive without the user's knowledge or consent, but can be removed by the user at any time through the modification of the user's browser settings. In addition, currently available Web browsers can be configured to prevent personal profiles from being stored on their hard drive. Some commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of personal profiles.

The European Union has recently adopted a directive addressing data privacy that may result in limitations on the collection and use of information regarding Internet users. These limitations may limit our ability to target advertising or collect and use information in most European countries.

We are subject to government regulation and legal uncertainties of doing business on the Web

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. These regulations could affect the costs of communicating on the Web and adversely affect the demand for our advertising solutions or otherwise have a material and adverse effect on our business, results of operations and financial condition. Recently, the United States Congress enacted Internet legislation regarding children's privacy, copyrights and taxation. A number of other laws and regulations may be adopted covering issues such as user privacy, pricing, acceptable content, taxation and quality of products and services. This legislation could hinder growth in the use of the Web generally and decrease the acceptance of the Web as a communications, commercial and advertising medium. In addition, the growing use of the Web has burdened the existing telecommunications infrastructure and has caused interruptions in telephone service. Telephone carriers have petitioned the government to regulate and impose fees on Internet service providers and online service providers in a manner similar to long distance carriers.

Due to the global nature of the Web, it is possible that, while our transmissions originate in California, the governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. Furthermore, the European Union recently adopted a directive addressing data privacy that may result in limits on the collection and use of user information. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws including those governing intellectual property, privacy, libel and taxation apply to the Internet and Internet advertising. In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Our business, results of operations and financial condition could be adversely affected by the adoption or modification of laws or regulations relating to the Internet, or the application of existing laws to the Internet.

We face an unknown number of Year 2000 risks

Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with these Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

We have made a preliminary assessment of our Year 2000 readiness. We performed a Year 2000 simulation on our software during the second quarter of 1999. We are also in the process of contacting third-party vendors, licensors and providers of software, hardware and services regarding their Year 2000 readiness. Following this testing and after contacting these vendors and licensors, we will be better able to make a complete evaluation of our Year 2000 readiness, to determine what costs will be necessary to be Year 2000 compliant, and to determine whether contingency plans need to be developed.

We expect to experience volatility in our stock price

The price at which our common stock trades is likely to be highly volatile and may fluctuate substantially due to factors such as:

 .  actual or anticipated fluctuations in our results of operations;
 .  changes in or failure by us to meet securities analysts' expectations;
 .  announcements of technological innovations;
 .  introduction of new services by us or our competitors;
 .  developments with respect to intellectual property rights;
 . conditions and trends in the Internet and other technology industries; and . general market conditions.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology companies, particularly Internet companies. In the past, these broad market fluctuations have been unrelated or disproportionate to the operating performance of these companies. Any significant fluctuations in the future might result in a material decline in the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could have a material adverse effect upon our business and operating results.

We have adopted anti-takeover provisions that could affect the sale of Flycast

Provisions of our Certificate of Incorporation, our Bylaws and Delaware law, such as the elimination of the ability to act by written consent, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Changes in Securities:

NONE

(b)  Use of Proceeds

On May 4, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (333-71909). Pursuant to this Registration Statement, and the Abbreviated Registration Statement filed on May 4, 1999 pursuant to Rule 462(b) promulgated under the Securities Act of 1933, as amended, on May 7, 1999, the Company closed its initial public offering of 3,000,000 shares of its Common Stock at an initial public offering price of $25.00 per share (the "Offering"). The Offering was managed by BT Alex.Brown, Hambrecht & Quist, Dain Raucher Wessels and Wit Capital. Net proceeds to the Company, after calculation of the underwriters discount and commissions, from the Offering totaled $69.75 million. In addition, on June 4, 1999, the Company sold an additional 200,000 shares under the underwriters' overallotment option. Total net proceeds were $4.65 million. None of the expenses incurred in the offering were direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer. During the six months ended June 30, 1999, the Company used proceeds for all general corporate purposes, including working capital and capital expenditures.

(c)  Sales of Unauthorized Securities

During the three months ended June 30, 1999, Flycast granted stock options to purchase 389,000 shares of common stock at prices ranging from $16.00 to $27.00 per share to approximately 42 employees, consultants and directors pursuant to its 1999 Stock Plan. The issuances described were deemed exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 1999 the stockholders constituting a) a majority of the shares of the outstanding Common Stock, and b) two-thirds of the shares of the outstanding Preferred Stock of the Company adopted the following resolutions by written consent:

  . that the Certificate of Incorporation of the Company be amended to increase the number of authorized shares of Common Stock to 100,000,000 shares effective as of the closing of the initial public offering;

The number of votes cast for, and withheld (not solicited) from the approval of each matter is set forth below:

                        For             Withheld
                     ---------       --------------
                     7,406,465          4,047,992

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

27.1 Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                      FLYCAST COMMUNICATIONS CORPORATION
                                   FORM 10-Q
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Flycast Communications Corporation



Date:  August 13, 1999                           By:       /s/ Ralph J. Harms
       -----------------------                      ----------------------------
                                                                  Ralph J. Harms
                                                         CHIEF FINANCIAL OFFICER
                                                   (PRINCIPAL FINANCIAL OFFICER)