Form 10-Q
period 1999-09-30
FLYCAST COMMUNICATIONS CORP
filed 1999-11-12
CIK 1078292

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                           Yes    X    No
                                -----     -----


There were 15,165,021 shares of the Registrant's Common Stock outstanding as of
                              September 30, 1999.

                       FLYCAST COMMUNICATIONS CORPORATION
                                   FORM 10-Q
                                     INDEX


                                 PART I.  FINANCIAL INFORMATION                                          Page
                                                                                                         ----

Item 1.        Financial Statements

               Consolidated Balance Sheets as of December 31, 1998 and
                September 30, 1999 (unaudited).............................................................3

               Consolidated Statements of Operations for the three months and nine months ended September 30, 1998 and 1999 (unaudited)..................................4

               Consolidated Statements of Cash Flows for the nine months ended
                September 30, 1998 and 1999 (unaudited)....................................................5

               Notes to Consolidated Financial Statements..................................................6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................................8


                                   PART II.
                               OTHER INFORMATION

Item 1:        Legal Proceedings..........................................................................24
Item 2:        Changes in Securities and Use of Proceeds..................................................24
Item 3:        Defaults Upon Senior Securities............................................................24
Item 4:        Submission of Matters to a Vote of Security Holders........................................24
Item 5:        Other Information..........................................................................24
Item 6.        Exhibits and Reports on Form 8-K...........................................................24

Signatures................................................................................................25


PART I. FINANCIAL INFORMATION
Item I. Financial Statements

                       FLYCAST COMMUNICATION CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)
                                  (unaudited)


                                                                               DEC. 31,           SEPT. 30,
                                                 ASSETS                          1998               1999
                                                                             ------------       ------------
Current Assets:
  Cash and cash equivalents                                                     $5,197             $14,221
  Short-term investments                                                           183              57,195
  Accounts receivable, net                                                       3,802              11,336
  Prepaid expenses                                                                 267               2,002
                                                                             ------------       ------------
    Total current assets                                                         9,449              84,754

Property and equipment, net                                                      1,945               9,606
Other assets                                                                       108                 315
                                                                             ------------       ------------
TOTAL ASSETS                                                                   $11,502             $94,675
                                                                             ============       ============

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                                              $2,561             $10,270
  Accrued liabilities                                                              375               3,141
  Accrued compensation and benefits                                                460               2,392
  Short-term capital lease obligations                                             490                 841
  Short-term debt                                                                1,045               1,817
                                                                            ------------       ------------
    Total current liabilities                                                    4,931              18,461

Long-term capital lease obligations                                              1,041               1,189
Long-term debt                                                                   3,682               2,224
                                                                            ------------       ------------
    Total liabilities                                                            9,654              21,874
                                                                            ------------       ------------

Mandatorily redeemable preferred stock, $0.0001
  par value, 9,904,000 share authorized:
    Series A, 920,000 designated, 918,295 shares issued and outstanding
      at December 31, 1998; none at September 30, 1999 .......                   1,027
    Series B, 5,500,000 designated, 5,324,532 shares issued and outstanding
      at December 31, 1998; none at September 30, 1999 .......                   7,824
    Series C, 3,484,000 designated, 497,785 shares issued and outstanding
      at December 31, 1998; none at September 30, 1999 .......                   5,004
                                                                             ------------       ------------
                                                                                13,855                   -
                                                                             ------------       ------------

Stockholders' equity (deficit):
  Common stock, $.001 par value: 20,000,000 shares
      authorized; issued 2,690,787 shares - December 31,
      1998; 15,165,021 shares - September 30, 1999                                 922             103,747
  Common stock options                                                           2,929               3,931
  Deferred stock compensation                                                   (1,771)             (1,556)
  Notes receivable from stockholders                                              (606)               (404)
  Accumulated deficit                                                          (13,481)            (32,917)
                                                                             ------------       ------------
    Total stockholders' equity (deficit)                                       (12,007)             72,801
                                                                             ------------       ------------
TOTAL LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
  STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)                                     $11,502             $94,675
                                                                             ============       ============

See notes to consolidated financial statements

                      FLYCAST COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                         THREE MONTHS               NINE MONTHS
                                                        ENDED SEPT. 30,            ENDED SEPT. 30,
                                                      -------------------        -------------------
                                                         1998     1999              1998     1999
                                                      --------- ---------        --------- ---------
Revenues                                                $2,544   $12,531           $4,765   $24,066
Cost of revenues                                         1,630     8,592            3,066    16,811
                                                      --------- ---------        --------- ---------
  Gross profit                                             914     3,939            1,699     7,255

Operating expenses:
  Sales and marketing                                    1,627     5,981            3,330    14,136
  Research and development                                 655     2,576            1,574     5,623
  General and administrative                               490     2,481            1,389     4,922
  Stock-based compensation                                 407       365              737     1,323
                                                      --------- ---------        --------- ---------
    Total operating expenses                             3,179    11,403            7,030    26,004

Operating  loss                                         (2,265)   (7,464)          (5,331)  (18,749)
Interest income (expense), net                             (63)     (309)             (71)       56
                                                      --------- ---------        --------- ---------
Net loss                                               ($2,328)  ($7,773)         ($5,402) ($18,693)
                                                      ========= =========        ========= =========

Accretion of mandatorily redeemable preferred stock       (165)        -             (491)     (667)
                                                      ========= =========        ========= =========

Loss attributable to common stockholders               ($2,493)  ($7,773)         ($5,893) ($19,360)
                                                      ========= =========        ========= =========

Basic and diluted loss per common share                 ($1.75)   ($0.57)          ($4.77)   ($2.18)
                                                      ========= =========        ========= =========

Shares used in computing basic and diluted loss per
  common share                                           1,426    13,645            1,235     8,895
                                                      ========= =========        ========= =========

Proforma basic and diluted loss per common share        ($0.33)   ($0.57)          ($0.79)   ($1.61)
                                                      ========= =========        ========= =========

Shares used in computing proforma basic and
  diluted loss per common share                          7,662    13,645            7,471    12,027
                                                      ========= =========        ========= =========

See notes to consolidated fianancial statements

                      FLYCAST COMMUNICATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)



                                                                           NINE MONTHS
                                                                       ENDED SEPTEMBER 30,
                                                           --------------------------------------------
                                                                 1998                       1999
                                                           -------------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                              (5,402)                ($18,693)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                                         388                    1,590
     Provision for doubtful accounts                                       107                      735
     Loss on sale of property and equipment                                  5
     Stock and warrants issued for services                                180                      139
     Non-cash interest expense                                              43
     Stock-based compensation expense                                      736                    1,323
     Changes in operating assets and liabilities:
       Accounts receivable                                              (1,936)                  (8,269)
       Prepaids and other assets                                          (372)                  (1,942)
       Accounts payable                                                  1,212                    7,710
       Accrued liabilities                                                 181                    4,684
                                                           -------------------        -----------------
         Net cash used by operations                                    (4,858)                 (12,723)
                                                           -------------------        -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (93)                  (8,197)
  Proceeds from sales of property and equipment                              3
  Purchase of short term investments, net                                 (180)                 (57,025)
                                                           -------------------        -----------------
         Net cash used by financing activities                            (270)                 (65,222)
                                                           -------------------        -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                           2,100
  Payments on long-term debt                                              (115)                    (673)
  Payments on capital leases                                              (163)                    (492)
  Proceeds from payment of notes receivable from
   stockholders                                                                                      58
  Payments on note payable to shareholders                                                          (49)
  Shareholder distributions                                                                         (79)
  Proceeds from issuance of common stock                                    25                   73,668
  Proceeds from issuance of preferred stock                                                      14,536
                                                           -------------------        -----------------
         Net cash provided by investing activities                       1,847                   86,969
                                                           -------------------        -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (3,281)                   9,024

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD                            3,593                    5,197
                                                           -------------------        -----------------
CASH AND CASH EQUIVALENTS-END OF PERIOD                    $               312        $          14,221
                                                           ===================        =================
Supplemental Disclosures of Cash Flow Information:
    Cash paid for interest                                 $               101        $             575
                                                           ===================        =================
    Non-cash financing and investing activities:
       Purchase of equipment under capital leases          $             1,612        $           1,041
                                                           ===================        =================
       Issuance of common stock for notes receivable       $               446        $              31
                                                           ===================        =================
       Repurchase of common stock for extinguishment
        of debt                                            $                35        $             175
                                                           ===================        =================
       Conversion of preferred stock to common stock       $                 -        $          28,856
                                                           ===================        =================


See notes to consolidated financial statements

                       FLYCAST COMMUNICATIONS CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. BASIS OF PRESENTATION

The interim consolidated financial statements are unaudited and have been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited financial statement includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1998 and 1999 and cash flows for the nine months ended September 30, 1998 and 1999.

The unaudited financial statements should be read in conjunction with Flycast's audited financial statements and the notes thereto as included in Flycast's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 4, 1999, and its periodic filings with the Securities and Exchange Commission thereafter. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 1999.

On August 30, 1999, Flycast acquired InterStep by issuing 480,337 shares of common stock for all of the outstanding shares of InterStep, Inc. in a transaction that was accounted for as a pooling-of-interests. As a result, InterStep became a wholly owned subsidiary of Flycast. For purposes of financial statement presentation, historical financial information for InterStep has been consolidated into the statements presented herein.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

2. INITIAL PUBLIC OFFERING

On May 4, 1999, Flycast completed an initial public offering of 3,000,000 shares of the Flycast's common stock. In addition, on June 4, 1999, the Company sold an additional 200,000 shares under the underwriters' overallotment option. Total net proceeds were $74.4 million. Upon the closing of the initial public offering, Flycast's mandatorily redeemable preferred stock converted into 6.9 million shares of common stock.

3. ACQUISITIONS

On August 30, 1999, we acquired InterStep by issuing 480,337 shares of common stock for all of the outstanding shares of InterStep, Inc. Of the 480,337 shares of common stock, 47,558 shares are held by an escrow agent to serve as security for the indemnity provided by some of the shareholders of InterStep. The information presented in this Form 10-Q reflects the combination of Flycast and InterStep accounted for as a pooling-of-interests.

On September 30, 1999, we announced that we had signed a definitive agreement to be acquired by CMGI, Inc. in a stock-for-stock merger. Under the terms of the agreement, CMGI will issue 0.4738 CMGI shares for every Flycast share held on the closing date of the transaction. Closing of the merger is subject to customary conditions, including formal approval by our shareholders. It is anticipated that the transaction will close in January 2000. A significant percentage of our shareholders have agreed to vote in favor of the merger. In connection with the merger, we also entered into a Stock Option Agreement dated as of September 29, 1999, whereby we granted CMGI an option to purchase up to 19.9% of the outstanding shares of our common stock, which option may be exercised in the event that the Merger Agreement is terminated under certain circumstances. We incurred approximately $1.5 million in expenses related to the acquisition which are reflected as general and administrative operating expenses in this Form 10-Q for the quarter ended September 30, 1999. We expect to incur additional financial advisory and legal fees estimated to be between $6.0 million and $8.0 million contingent upon completion of the acquisition. This range is a preliminary estimate only and is, therefore, subject to change.

4. BASIC AND DILUTED LOSS PER SHARE

Basic net loss per share is computed by dividing the loss attributable to common shareholders by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods, as their effect would be antidilutive.

The following is a reconciliation of the denominators used in calculating basic and diluted net loss per share (in thousands):

                                                            THREE MONTHS                          NINE MONTHS
                                                         ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
Shares (denominator)                                      1998        1999                      1998        1999
                                                        --------    --------                  --------   --------

Weighted average common shares
    outstanding                                            2,677      14,980                     2,744     10,310
Weighted average common shares
    outstanding subject to repurchase                     (1,251)     (1,335)                   (1,509)    (1,415)
                                                        --------    --------                  --------   --------
Shares used in computation, basic and diluted              1,426      13,645                     1,235      8,895
                                                        ========    ========                  ========   ========

5. PRO FORMA LOSS PER COMMON SHARE

Proforma basic and diluted loss per common share is computed by dividing loss attributable to common shareholders by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase) and the weighted average number of common shares resulting from the assumed conversion of outstanding mandatorily redeemable preferred stock.

6. COMBINING FINANCIAL INFORMATION

The acquisition of InterStep has been accounted for as a pooling-of-interests and, accordingly, our historical consolidated financial statements have been restated to include the accounts and results of operations of InterStep. The results of operations previously reported by the separate businesses and the combined amounts presented in the accompanying consolidated financial statements are presented below.

                                          Three months          Nine months
                                        ended September       ended September
                                           30, 1998              30, 1998
                                          (unaudited)           (unaudited)

Revenues

Flycast                                       $ 2,126               $ 3,890
InterStep                                         418                   875
                                              -------               -------
Combined                                      $ 2,544               $ 4,765

Net income (loss)

Flycast                                       $(2,321)              $(5,775)
InterStep                                          (7)                  373
                                              -------               -------
Combined                                      $(2,328)              $(5,402)


We have restated our results of operations for the three and nine month periods ended September 30, 1998 and 1999 by combining InterStep's financial statements with our financial statements. We have restated the balance sheet as of December 31, 1998 to include our balance sheet and InterStep's balance sheet as of December 31, 1998. The equity accounts of the separate entities were combined. There were no significant transactions between our Company and InterStep prior to the combination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. Such statements involve risks and uncertainties. The Company's actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth under "Risk Factors that May Affect Future Results" and elsewhere in this report. In this report the words "anticipates," "believes," "expects," "future," "intends" and similar expressions indentify forward-looking statements which speak only as of the date hereof.

OVERVIEW

Flycast delivers Web-based advertising solutions designed to maximize the return on investment for response-oriented advertisers, direct marketers and electronic commerce companies. By combining unsold advertising space from over 1400 Web sites, the Flycast Network offers advertisers a large audience of Web users and high-quality advertising space at favorable prices. Additionally, by selling advertising space on an unnamed basis, Flycast creates a supplemental revenue opportunity for Web sites that does not conflict with their other sales efforts.

We completed our initial public offering of 3,200,000 shares of Common Stock, which includes 200,000 shares from the exercise of the underwriters' over-allotment option, at a price of $25.00 per share on May 4, 1999. The net proceeds of approximately $74.4 million from the initial public offering were added to our working capital. Pending use of the net proceeds, we have invested such funds in short-term, interest bearing investment grade obligations.

We commenced operations in April 1996 as a California corporation. From April 1996 through May 1997, our operating activities related primarily to developing our AdEx technology and the Flycast Network, identifying markets and recruiting personnel.

Revenue from advertisements delivered on the Flycast Network began in the second quarter of 1997. We generate revenue by delivering advertisements to Web sites in the Flycast Network. Pricing of advertising is generally based on cost per advertising impression and varies depending on whether the advertising is run across the network, across specific categories or on individual Web sites. We sell our services through our sales and marketing staff located in San Francisco, Atlanta, Boston, Boulder, Chicago, Detroit, Los Angeles, New York, Philadelphia, Sarasota, Seattle and Fairfax, VA. The advertisements we deliver are typically sold under short-term agreements that are subject to cancellation. Advertising revenue is recognized in the period that advertisements are delivered. We pay each Web site in the Flycast Network an agreed upon percentage of the revenue generated by advertisements run on its site. That amount is included in cost of revenues. Generally, we bill and collect for advertisements delivered on the Flycast Network and assume the risk of non-payment from advertisers.

We expect to generate most of our revenue for the foreseeable future from advertisements delivered to Web sites on the Flycast Network. Our ten largest customers accounted for 40% of our revenue for the year ended December 31, 1998 and 31 % of our revenue for the quarter ended September 30, 1999. No single customer accounted for more than 10% of our revenue for the quarter ended September 30, 1999. No Web site contributed more than 5% of our advertising views served, as measured based on the fees we paid to Web sites, during the quarter ended September 30, 1999.

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

We have incurred significant losses since inception and, as of September 30, 1999, had an accumulated deficit of $32.8 million. In addition, we have recorded stock-based compensation, which represents the difference between the exercise price and the fair market value of our common stock issuable upon the exercise of stock options granted to employees. Stock-based compensation of $1.1 million was amortized during the year ended December 31, 1998 and

$1.3 million was amortized during the nine months ended September 30, 1999. Stock-based compensation of $1.6 million will be amortized over the remaining vesting periods of the related options, including $303,000 in the remainder of the year ending December 31, 1999.

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


RESULTS OF OPERATIONS

REVENUE

Our revenue is derived primarily from the delivery of advertisements on Web sites in the Flycast Network. Our revenue increased from $2.5 million for the quarter ended September 30, 1998 to $12.5 million for the quarter ended September 30, 1999. Revenue was $24.1 million for the nine months ended September 30, 1999, up from $4.8 million for the same period in 1998. This increase was primarily due to an increase in the number of advertisers purchasing advertisements on the Flycast Network and an increase in purchases made by existing advertisers.

COST OF REVENUES

Cost of revenues consists primarily of amounts we pay to Web sites on the Flycast Network, which represent a percentage of the revenue generated by delivering advertisements. Cost of revenues also includes costs of the advertising delivery system and Internet access costs. Cost of revenues was $1.6 million for the quarter ended September 30, 1998 and $8.6 million for the quarter ended September 30, 1999. Cost of revenues was $16.8 million for the nine months ended September 30, 1999, up from $3.1 million for the same period in 1998. The increase in cost of revenues was due to the related growth in advertising revenue and associated amounts paid to Web sites, increased expenses from third-party Internet service providers and increased capital investment in infrastructure to increase our network serving capacity. This investment resulted in a decline in our overall gross margin from the same quarter in the prior year. These expenses increased in absolute dollars and increased as a percentage of revenue due to investments in upgrading the advertising delivery system.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of compensation (including commissions), travel, advertising, trade show costs and marketing materials expenses. Sales and marketing expenses were $1.6 million or 64% of revenue for the quarter ended September 30, 1998 and $6.0 million, or 48% of revenue, for the quarter ended September 30, 1999. Sales and marketing expense was $14.1 million or 59% of revenue for the nine months ended September 30, 1999, up from $3.3 million or 70% of revenue for the same period in 1998. The increase in absolute dollars was due primarily to the increase in sales personnel and costs related to the continued development and implementation of our marketing campaigns. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods as we hire additional personnel in sales and marketing, expand into new markets and continue to promote our advertising solutions.

Research and Development. Research and development expenses were $655,000, or 26% of revenue, for the quarter ended September 30, 1998 and $2.6 million, or 21% of revenue, for the quarter ended September 30, 1999. Research and development costs were $5.6 million or 23% of revenues for the nine months ended September 30, 1999 up from $1.6 million or 33% of revenues for the same period in 1998. The increase in absolute dollars was due primarily to increased personnel expenses. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect research and development expenses to increase on an absolute dollar basis in future periods.

General and Administrative. General and administrative expenses were $490,000, or 19% of revenue, for the quarter ended September 30, 1998, and $2.5 million, or 20% of revenue, for the quarter ended September 30, 1999. General and administrative expenses increased from $1.4 million or 29% of revenues for the nine months ended September

30, 1998 to $4.9 million or 20% of revenues for the nine months ended September 30, 1999. The increase in absolute dollars was due to the growth in staffing, internal administrative expenses related to the staffing growth and expenses related to the pending merger with CMGI. Acquisition related expenses incurred during the quarter ended September 30, 1999 were approximately $1.5 million.
We expect general and administrative expenses to increase on an absolute dollar basis in future periods as we hire additional personnel and incur additional costs related to the growth of our business, but decrease as a percentage of revenue.

Stock-Based Compensation. Stock-based compensation of $407,000 and $365,000 was amortized during the quarters ended September 30, 1998 and 1999 respectively. Stock-based compensation of $737,000 and $1.3 million was amortized during the nine months ended September 30, 1998 and 1999 respectively. Stock-based compensation of $1.6 million will be amortized over the remaining vesting periods of the related options, including $303,000 in the quarter ending December 31, 1999.

Interest Income (Expense), Net. Interest income (expense), net consists of interest paid on capital lease and debt obligations, offset in part by interest earnings on our cash, cash equivalents and investments. Interest expense consisted primarily of interest incurred in connection with debt and capital lease financing and interest income consisted mostly of interest earned on the proceeds from our public offering. Interest expense increased from $77,000 in the quarter ended September 30, 1998 to $206,000 in the quarter ended September 30, 1999 and from $150,000 for the nine months ended September 30, 1998 to $596,000 for the nine months ended September 30, 1999. Interest income decreased from $14,000 in the quarter ended September 30, 1998 to $(102,000) in the quarter ended September 30, 1999 and increased from $78,000 for the nine months ended September 30, 1998 to $652,000 for the nine months ended
September 30, 1999.

Income Taxes. No income tax benefits have been recorded for any of the periods presented due to our current loss position.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the private placement of equity and convertible debt securities, borrowings from a related party and others and our initial public offering. As of September 30, 1999, we had raised approximately $100.8 million from the issuance of common and preferred stock. As of September 30, 1999 we had $14.2 million of cash and cash equivalents and $57.2 million in short-term investments and had borrowings of $6.1 million under credit and capital lease facilities.

Net cash used in operating activities was $12.7 million for the nine months ended September 30, 1999. Cash used in operating activities for the nine months ended September 30, 1999 resulted from net losses and increases in accounts receivable, which were offset by increases in accounts payable and accrued liabilities.

Net cash used in investing activities was $65.2 million for the nine months ended September 30, 1999. Cash used in investing activities was primarily related to the investment of IPO proceeds for the quarter ended September 30, 1999.

Net cash provided by financing activities was $87.0 million for the nine months ended September 30 1999. Cash provided by financing activities resulted primarily from the sale of common stock in our public offering .

While we do not have any material commitments for capital expenditures, we anticipate that we will experience an increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We plan to incur approximately $2.0 million to $4.0 million in capital expenditures during the remainder of 1999. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. We believe that our exsiting cash, cash equivalents and short-term investments and available credit facilities will be sufficient to meet our anticipated cash needs for working capital, repayment of debt and capital expenditure for at least the next twelve months.

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

State of Readiness. We have made an assessment of the Year 2000 readiness of our information technology ("IT") systems, including the hardware and software that enable us to provide and deliver our solutions, and our non-IT systems. Our assessment plan consisted of an audit, performed by a independent third-party consulting company of our internally developed proprietary software incorporated in our solutions ("AdEx Technology"); contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of our solutions to advertisers and the Web sites on the Flycast Network; contacting third-party vendors who provide important business services (non-IT systems); assessment of repair or replacement requirements; repair or replacement; implementation; and creation of contingency plans in the event of Year 2000 failures.

Based on the results of our independant audit, we revised the code of our AdEx Technology as necessary to achieve Year 2000 compliance. The third-party consulting company has verified the results of our Year 2000 remediation efforts. We have contacted our hardware and software component vendors and we have been informed by our hardware and software component vendors that the products we use are currently Year 2000 compliant. As our AdEx Technology has undergone changes due to maintenance and enhancement since the third-party independent audit, we intend to re-test the current version of the AdEx Technology before the end of 1999 to ensure that we have maintained full Year 2000 compliance.

We have assessed third party vendors that provide important business services (non-IT systems) and are seeking assurance of Year 2000 compliance from these providers.

Costs. To date, we have not incurred significant costs in connection with identifying or evaluating Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees and consultants in the evaluation and conversion process and Year 2000 compliance matters generally. At this time, we estimate the potential costs of revisions to our AdEx Technology and the replacement of some third-party software and hardware to be minimal. Although we do not anticipate that these expenses will be material, these expenses, if higher than anticipated, could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, there is no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and non-IT systems providers outside our control will be Year 2000 compliant. The failure by these entities to be Year 2000 compliant could result in a systemic failure beyond our control, including a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering services to our customers, decrease the use of the Internet or prevent users from accessing the Web sites in the Flycast Network, which could have a material adverse effect on our business, results of operations and financial condition.

Contingency Plan. As discussed above, we are engaged in an ongoing Year 2000 assessment. The results of our Year 2000 simulation testing and the responses received from third-party vendors and service providers is being taken into account in determining the nature and extent of our contingency plans.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

We have only a three-year operating history, making it difficult for you to evaluate our business and your investment

We commenced operations in April 1996 (although InterStep began operations in March, 1995). Thus, we have only a limited operating history upon which you can evaluate our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by early-stage companies in the Web advertising market, which is new and rapidly evolving. We may not be successful in addressing these risks and our business strategy may not be successful. These risks include our ability to:

 .  maintain and increase our inventory of advertising space on Web sites;
 .  maintain and increase the number of advertisers that use our products and services; and
 .  continue to expand the number of products and services we offer.

Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information.

We have a history of losses and anticipate continued losses

Our accumulated deficit as of September 30, 1999 was $32.8 million. Although we have experienced revenue growth in recent periods, this growth may not be sustained and is not necessarily indicative of our future revenue. We have not achieved profitability and, given the level of planned operating and capital expenditures, we expect to continue to incur losses for the foreseeable future. Our future revenue and operating results will be affected by a number of factors, including those set forth in this section. It is likely that our internal projections for 1999 and 2000 will change throughout 1999 and 2000. In addition, projections published by market analysts may differ from our internal revenue projections. We do not believe that we will be required to provide any updates or further information as to our internal revenue projections for 1999 and 2000 and it is not our present intention to do so.

We plan to increase our operating expenses to expand our infrastructure to support our current business and new lines of businesses, including our reseller network. The timing of this expansion and the rate at which our reseller network generates revenue could cause material fluctuations in our results of operations. We also plan to purchase additional capital equipment. Our losses may increase in the future and we may not be able to achieve or sustain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate, or if our operating expenses exceed our expectations and cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information.

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

Revenue and operating results for the foreseeable future are difficult to forecast. Our current and future expense estimates are based, in large part, on our estimates of future revenue and on our investment plans. In particular, we plan to increase our operating expenses significantly in order to expand our sales and marketing operations, including our reseller network, to enhance AdEx, our advertising management platform, and to expand internationally. To the extent that these expenses precede increased revenue, our business, results of operations and financial condition would be materially and adversely affected. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. Therefore, any significant shortfall in revenue in relation to our expectations would also have a material adverse effect on our business, results of operations and financial condition. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information.

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

Our operations depend on our ability to protect our computer systems against damage from a variety of sources, including telecommunications failures, malicious human acts and natural disasters. In this regard, we lease server space in the San Francisco Bay Area. Therefore, any of the above factors affecting the San Francisco Bay Area would have a material adverse effect on our business, results of operations and financial condition. Further, despite network security measures, our servers are vulnerable to computer viruses and disruptions from unauthorized tampering with our computer systems. We carry business interruption insurance, but, it may not be enough to compensate for losses that may occur as a result of any of these events. Despite precautions, unanticipated problems affecting our systems could cause interruptions in the delivery of our solutions in the future. Our data storage centers incorporate redundant systems, consisting of additional servers, but the primary system does not switch over to the backup system automatically.

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

We have a limited number of customers upon whom we rely, and the loss of a major customer could adversely affect our revenue

We expect that a limited number of customers will account for a significant portion of our revenue for the foreseeable future. As a result, if we lose a major customer, our revenue could be adversely affected. In addition, we cannot be certain that customers that have accounted for significant revenue in past periods, individually or as a group, will continue to generate revenue in any future period. In particular, advertisers may not achieve desired results from the use of our products and may therefore choose not to continue to use our products. We also target small advertisers that have limited advertising budgets and/or are interested in reaching small and limited target audiences. We may not be able to generate sufficient revenue from these advertisers to lessen our dependence on our largest customers. We typically enter into short-term contracts with Web sites for their supply of advertising views. The loss of a significant number of these advertising views might result in the loss of customers, which could have a material adverse effect on our business, results of operations and financial condition. For more detailed information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Further, the Web sites in the Flycast Network must continue to generate sufficient user traffic characteristics attractive to advertisers. The intense competition among Web sites has led to the creation of a number of pricing alternatives for Web advertising. These alternatives make it difficult for us to project future levels of advertising revenue and applicable gross margins that can be sustained either by us or the Web advertising industry in general. A key component of our strategy is to enhance return on investment and other performance measurements for the advertisers using the Flycast Network. We have limited experience in implementing and following this strategy and we cannot assure you that this strategy will succeed or that we will be able to achieve or maintain adequate gross margins.

We face intense competition from more established Web advertising companies and potential new competitors that could adversely affect our business

We face intense competition from Web advertising networks and providers of advertising inventory management products and services. We expect this competition to increase because there are no substantial barriers to entry. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than it does. This may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, strategic partners, advertisers, and Web sites. Our competitors may develop products or services that are equal or superior to our solutions or that achieve greater market acceptance than its solutions. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective advertisers, advertising agency customers and Web sites. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We may not be able to compete successfully, and competitive pressures may materially and adversely affect its business, results of operations and financial condition.

We will depend on distribution relationships to increase our revenue

We believe that our future success will depend in part on our relationships with companies that distribute or resell our Web advertising solutions. These relationships have not generated significant revenue to date, and, in order for us to be successful, revenue generated by our resellers must increase. Our inability to enter into future distribution relationships might limit the number and size of the markets that we serve. This could limit our revenue growth and have a material adverse effect on our business, results of operations and financial condition. We have recently initiated reseller relationships with BellSouth, SBC Communications and U S WEST. Our agreements with them provide that we will deliver a wholesale supply of local Web advertising that their Yellow Pages sales forces will resell to local advertisers. These resellers have no obligation to resell our inventory of advertising space on Web sites and can terminate their relationships with us with limited or no penalty with as little as 120 days' notice. The loss of any reseller, the failure of any reseller to perform under its agreement with us or our inability to attract and retain new resellers could have a material adverse effect on our business, results of operations and financial condition.

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

We need to manage our growth effectively in a rapidly growing Web advertising market where the requirements for success change frequently

As we continue to increase the scope of our operations, we will need an effective planning and management process to implement our business plan successfully in the rapidly evolving market for Web advertising. Our business, results of operations and financial condition will be materially and adversely affected if we are unable to manage our expanding operations effectively. We have grown from 86 employees on March 31, 1999 to 153 employees on September 30, 1999. We plan to continue to expand our sales and marketing, customer support and research and development organizations. Past growth has placed, and any future growth will continue to place, a significant strain on our management systems and resources. We have recently implemented a new financial reporting system and expect that we will need to continue to improve our financial and managerial controls and our reporting systems and procedures.

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

Our patent status is uncertain

We have filed two regular patent applications and one provisional patent application in the United States, but we do not have any issued patents. A provisional patent application is a type of patent application under which a patent will not issue. A provisional patent application only provides a priority date for a regular patent application that is filed within a one-year period following the filing of the provisional patent application. In September 1998, we mistakenly announced that we had been issued one United States patent. At the time of our announcement, that patent had been allowed by the United States Patent and Trademark Office. Subsequently, the United States Patent and Trademark Office informed us that the patent application had been withdrawn from issue. A Patent Cooperation Treaty application covering this invention has been filed and an application has also been filed in the European Patent Office. The application relates to our AdEx technology, specifically the ability to serve Web advertisements targeted to yield a viewer response. In January 1999, the United States Patent and Trademark Office suggested a claim for interference purposes with respect to this application. In March 1999, the United States Patent and Trademark Office informed us that all claims were allowable but that ex parte prosecution was suspended for a period of nine months due to a potential interference. Therefore, we cannot take any action relative to this application during the nine-month period. The purpose of an interference proceeding is to determine the relative priority between two or more applicants, and which of the applicants, if any, will ultimately be issued the patent. The United States Patent and Trademark Office has not informed us of the identity of the other patent applicant(s) involved. If an interference is declared, we may not obtain a patent with respect to the application that is the subject of the interference or may obtain a patent only for some subset of our original claims. Regardless of the outcome of any interference, it may take years to resolve and it might result in substantial expense to us. Patents may not be issued with respect to our pending or future patent applications. Even if patents are issued, the patents may not be upheld as valid or prevent the development of competitive solutions. Third parties may have or may in the future be granted patents that cover our technology. In September 1999, we became aware of a patent that was granted to DoubleClick entitled "Method of Delivery, Targeting and Measuring Advertising Over Networks." In an article published in the Wall Street Journal on September 13, 1999, the Company, along with other companies, was identified as a potential infringer of the DoubleClick patent. We are reviewing our intellectual property with regard to the DoubleClick patent for any possible patent infringement claims. We may be limited in our ability to use our technology, whether or not patented, without licenses, which may not be available on commercially reasonable terms.

We depend on our intellectual property rights and are subject to the risk of infringement.

Our success and ability to compete are substantially dependent on our internally-developed technologies, including AdEx, our advertising management platform, and applications that use the AdEx platform, and our trademarks AdAgent, AdEx, AdExchange, AdReporter, Category Select, Flycast, Run of Category, Run of Network, SiteRegistry, SiteReporter and SiteSelect, which we protect through a combination of patent, copyright, trade secret and trademark law. We have applied for patents and applied to register trademarks in the United States and have registered the trademark Flycast. We cannot guarantee that any of our patent applications or trademark registrations will be approved. Even if they are approved, these patents or trademarks might be successfully challenged by others or invalidated. If our trademark registrations are not approved because third parties own these trademarks, our use of these trademarks will be restricted unless it enters into arrangements with these third parties, which may be unavailable on commercially reasonable terms.

We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally controls access to and distribution of AdEx, tools and documentation and other information. Despite these efforts, unauthorized parties may attempt to disclose, obtain or use our solutions or technologies. Our precautions may not prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our rights as fully as in the United States.

Our customized advertiser, affiliate and sales applications collect and utilize data derived from user activity on the Flycast Network and the Web sites of Web advertisers and sites using our solutions. This information is used for targeting advertising and predicting advertising performance. Although we believe we have the right to use this information and the compilation of this information in our database, trade secret, copyright or other protection may not be available for this information. In addition, others may claim rights to this information. We have licensed, and may license in the future, elements of its trademarks and similar intellectual property rights to third parties. Although we attempt to ensure that the quality of our brand is maintained by these third parties, they may take actions that could materially and adversely affect the value of our intellectual property rights or its reputation.

We cannot guarantee that any of our intellectual property rights will be viable or valuable in the future since the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries is uncertain and still evolving. Furthermore, third parties may assert infringement claims against us or the Web publishers with Web sites in the Flycast network. Any claims could subject us to significant liability for damages and could result in the invalidation of our intellectual property rights. In addition, any claims could result in litigation, which would be time-consuming and expensive to defend, and divert our time and attention. Even if we prevail, this litigation could materially and adversely affect our business, results of operations and financial condition. Any claims or litigation from third parties may also result in limitations on our ability to use the intellectual property subject to these claims or litigation unless we enter into arrangements with the third parties responsible for these claims or litigation, which may be unavailable on commercially reasonable terms.

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

We have made an assessment of our Year 2000 readiness. We performed a Year 2000 simulation on our software. We have also contacted third-party vendors, licensors and providers of software, hardware and services regarding their Year 2000 readiness.

Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detailed information.

We expect to experience volatility in our stock price that could affect your investment

The price at which our common stock will trade at is likely to be highly volatile and may fluctuate substantially due to factors such as:

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

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stocks of technology companies, particularly Internet companies. In the past, these broad market fluctuations have been unrelated or disproportionate to the operating performance of these companies. Any significant fluctuations in the future might result in a material decline in the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could have a material adverse effect upon our business and results of operations and financial condition.

We may not achieve the benefits from our acquisition of InterStep, Inc

On August 30, 1999, we acquired InterStep, Inc. by issuing 480,337 shares of common stock for all of the outstanding shares of InterStep. Of the 480,337 shares of common stock, 47,558 shares are held by an escrow agent to serve as security for the indemnity provided by some of the shareholders of InterStep.
We accounted for the acquisition as a pooling-of-interests. The acquisition of InterStep and any other company involve numerous risks, including difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company, the diversion of management's attention from other business concerns, risks of entering markets in which we have no or limited direct prior experience and the potential loss of key employees of the acquired company. Therefore, our business, results of operations, financial condition and the trading price of our common stock may be materially and adversely affected due to the factors described above.

Risks Related To The Proposed Merger Of Flycast With CMGI

CMGI's stock price is volatile and the value of the CMGI common stock issued in the merger will depend on its market price at the time of the merger, and no adjustment will be made as a result of changes in the market price of CMGI's common stock.

At the closing of the merger, each share of Flycast common stock will be exchanged for 0.4738 shares of CMGI common stock. This exchange ratio will not be adjusted for changes in the market price of CMGI common stock. In addition, neither CMGI nor Flycast may terminate or renegotiate the merger agreement, and Flycast may not resolicit the vote of its stockholders solely because of changes in the market price of CMGI common stock. Any reduction in CMGI's common stock price will result in you receiving less value in the merger at closing. You will probably not know the exact value of CMGI's common stock to be issued to you in the merger at the time of the special meeting of Flycast stockholders.

The market price of CMGI's common stock, like that of the shares of many other high technology and Internet companies, has been and may continue to be volatile. For example, from October 1, 1998 to November 1, 1999, the CMGI common stock traded as high as $148.906 per share and as low as $9.3438 per share.

Recently, the stock market in general and the shares of Internet companies in particular have experienced significant price fluctuations. The market price may continue to fluctuate significantly in response to various factors, including:

 .  quarterly variations in operating results or growth rates;
 .  the announcement of technological innovations;
 .  the introduction of new products;
 .  changes in estimates by securities analysts;
 .  market conditions in the industry;
 .  announcements and actions by competitors;
 .  regulatory and judicial actions; and
 .  general economic conditions.

If CMGI does not manage the integration of other acquired companies successfully, it may be unable to achieve desired results and as a result the market price of CMGI may decline

CMGI has recently entered or announced additional business combinations and acquisitions, such as the recently proposed acquisitions of AdForce Inc., AdKnowledge Inc. and AltaVista Company. CMGI may enter into further business combinations and acquisitions. Acquisitions are typically accompanied by a number of risks, including:

 .  the difficulty of integrating the operations and personnel of the acquired companies;
 .  the potential disruption of its ongoing business and distraction of management;
 .  the difficulty of incorporating acquired technology and rights into CMGI's products and services;
 .  unanticipated expenses related to technology integration;
 .  the maintenance of uniform standards, controls, procedures and policies;
 .  the impairment of relationships with employees and customers as a result of any integration of new management personnel; and . potential unknown liabilities associated with acquired businesses.

CMGI may not succeed in addressing these risks or any other problems encountered in connection with these potential business combinations and acquisitions, which could disrupt CMGI's business and cause increased losses.

CMGI may face challenges in integrating CMGI and Flycast and, as a result, may not realize the expected benefits of the anticipated merger

Integrating the operations and personnel of CMGI and Flycast will be a complex process, and we are uncertain that the integration will be completed rapidly or will achieve the anticipated benefits of the merger. The successful integration of Flycast with other CMGI companies will require, among other things, integration of sales and marketing groups and coordination of development efforts. The diversion of the attention of CMGI's management and any difficulties encountered in the process of combining the companies could cause the disruption of, or a loss of momentum in, the activities of the combined company's business. Further, the process of combining CMGI and Flycast could negatively affect employee morale and the ability of the combined company to retain some of its key employees after the merger.

If CMGI does not successfully integrate Flycast or the merger's benefits do not meet the expectations of financial or industry analysts, the market price of CMGI common stock may decline

The market price of CMGI common stock may decline as a result of the merger if:
 .  the integration of CMGI and Flycast is unsuccessful;
 .  CMGI does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts; or . the effect of the merger on CMGI's financial results is not consistent with the expectations of financial or industry analysts.

Failure to complete the merger could negatively impact the market price of Flycast common stock and our operating results

If the merger is not completed for any reason, Flycast may be subject to a number of material risks, including:

 . we may be required to pay CMGI a termination fee of $20,000,000 and/or reimburse CMGI for expenses of up to $500,000;

 . Flycast stockholders may experience dilutive effects to their stock ownership because an option to acquire up to 19.9% of the outstanding shares of Flycast common stock granted to CMGI by Flycast may become exercisable;

 . the market price of Flycast common stock may decline to the extent that the current market price of Flycast common stock reflects a market assumption that the merger will be completed; and

 . costs related to the merger, such as legal and accounting fees, must be paid even if the merger is not completed.

If the merger is terminated and Flycast's board of directors seeks another merger or business combination, you cannot be certain that Flycast will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid by CMGI in the merger. In addition, CMGI's option to acquire up to 19.9% of the outstanding shares of Flycast common stock, which may become exercisable upon termination of the merger agreement, may impede an alternative merger or business combination.

We may not be able to enter into a merger or business combination with another party at a favorable price because of restrictions in the merger agreement prohibiting us from entering into such transactions or soliciting such proposals

Under the merger agreement, we are is prohibited from entering into or soliciting, initiating or encouraging any inquiries or proposals that may lead to a proposal or offer for a merger, consolidation, business combination, sale of substantial assets, tender offer, sale of shares of capital stock or other similar transactions with any person other than CMGI. As a result of this prohibition, we may not be able to enter into an alternative transaction at a favorable price.

Our officers and directors have conflicts of interest that may influence them to support or approve the merger

The directors and officers of Flycast participate in arrangements and have continuing indemnification against liabilities that provide them with interests in the merger that are different from, or in addition to, yours, including the following:

 . As of September 30, 1999, the executive officers and directors of Flycast owned stock options to purchase an aggregate of 2 million shares of Flycast common stock, of which 1.4 million are unvested. If the merger is completed, 550,000 of the unvested options will accelerate and become immediately exercisable;

 . Directors and officers and their affiliates, representing a significant percentage of Flycast shareholders, have agreed to vote in favor of the merger;

 . Certain officers of Flycast are entitled to certain benefits, including substantial severance packages, under their employment agreements with Flycast if their employment is terminated upon Flycast's change of control, such as the merger;

 . Upon completion of the merger, CMGI and Flycast may enter into employment agreements with certain Flycast executive officers; and

 . CMGI has agreed to cause the surviving corporation in the merger to indemnify each present and former Flycast officer and director against liabilities arising out of such person's services as an officer or director. CMGI will cause the surviving corporation to maintain officers' and directors' liability insurance to cover any such liabilities for the next six years.

The directors and officers of Flycast may therefore have been more likely to vote to approve the merger agreement and the merger than if they did not have these interests.

Uncertainties associated with the merger may cause us to lose key personnel

Current and prospective Flycast employees may experience uncertainty about their future roles with CMGI. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

Customers of CMGI and/or Flycast may delay or cancel orders as a result of concerns over the merger

The announcement and closing of the merger could cause customers and potential customers of CMGI and/or Flycast to delay or cancel orders for products as a result of customer concerns and uncertainty over product evolution, integration and support over the combined company's products. Such a delay or cancellation of orders could have a material adverse effect on the business, operating results and financial condition of CMGI or Flycast.

Failure Of The Merger To Receive Governmental Approvals In A Timely Manner Could Slow The Progress Of The Transaction Which Could Negatively Impact the Value Of Your Investment

The merger's consummation is conditioned upon the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act. In addition, other filings with, notifications to and authorizations and approvals of various governmental agencies relating primarily to antitrust and securities law issues must be made and received prior to the consummation of the merger. There is no assurance that the approvals or required clearances will be obtained. The failure to obtain or delay of such approval or clearance could have a material adverse effect on the business, operating results and financial condition of CMGI or Flycast and could have a negative effect on CMGI's and Flycast's stock prices and the value of your investment.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Changes in Securities:

NONE

(b)  Use of Proceeds

On May 4, 1999, the Securities and Exchange Commission declared effective Flycast's Registration Statement on Form S-1. Pursuant to this Registration Statement, and the Abbreviated Registration Statement filed on February 19, 1999 pursuant to Rule 462(b) promulgated under the Securities Act of 1933, as amended, on May 4, 1999, Flycast completed the initial public offering of 3,000,000 shares of its Common Stock at an initial public offering price of $25.00 per share (the "Offering"). The Offering was managed by BT Alex.Brown, Hambreqt & Quist and Dain Rauscher Wessels. Proceeds to Flycast, after calculation of the underwriters discount and commission, from the offering totaled approximately $69.75 million net of offering costs of $5.25 million. None of the expenses incurred in the offering were direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer. Flycast expects to use the remaining proceeds for all general corporate purposes.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

(a) The following exhibits are filed as part of this report:

27.1 Financial Data Schedule

(b) The Company filed reports on Form 8-K on September 9, 1999 and October 13, 1999.

                       FLYCAST COMMUNICATIONS CORPORATION
                                   FORM 10-Q
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Flycast Communications Corporation



Date:   November 12, 1999                   By:             /s/ Ralph J. Harms
        ----------------------------------     -------------------------------
                                                                Ralph J. Harms
                                                       CHIEF FINANCIAL OFFICER
                                                 (PRINCIPAL FINANCIAL OFFICER)